Form 10-K
period 1995-12-29
MERRILL LYNCH MORTGAGE INVESTORS INC
filed 1996-03-28
CIK 809940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended       December 29, 1995
                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________

Commission File Numbers:   33-11558, 33-16027, 33-20634,
                           33-24556, 33-31848, 33-34915,
                           33-47672, 33-51166, 33-57682,
                           33-60340, 33-61112, 33-70254,
                           33-74332, 33-77958
                           -----------------------------

              MERRILL LYNCH MORTGAGE INVESTORS, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                           13-3416059
--------------------------------        -------------------
(State  or other jurisdiction             (IRS  Employer
of incorporation or organization        Identification No.)

World Financial Center
North Tower
250 Vesey Street - 10 th Flr
New York, New York                           10281-1310
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:(212) 449-0336

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  [x] Yes   [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                        [Not Applicable]

None of the Registrant's outstanding common stock is owned by non-affiliates.

This report on Form 10-K is filed pursuant to the letters dated July 9, 1987, May 14, 1993, and July 31, 1994 to the Registrant from the Office of Chief Counsel, Division of Corporate Finance, Securities and Exchange Commission and in accordance with certain pending no-action letter requests.

                        TABLE OF CONTENTS

PART I

   Item 1.  Business

   Item 2.  Properties

   Item 3.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security
Holders

PART II

   Item 5.  Market for Registrant's Common Stock
            and Related Stockholder Matters

   Item 6.  Selected Financial Data

   Item 7.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

   Item 8.  Financial Statements and Supplementary Data

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

   Item 10. Directors and Executive Officers of the
            Registrant

   Item 11. Executive Compensation

   Item 12. Security Ownership of Certain Beneficial
            Owners and Management

   Item 13. Certain Relationships and Related Transactions

PART IV

   Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

ITEM 1.    BUSINESS

           Not Applicable.

ITEM 2.    PROPERTIES

           Residential Mortgage Pass-Through Certificates:

           The series of residential mortgage pass-through certificates (as hereinafter defined in Item 5(b)), do not own any physical property. Title to real estate will only be acquired upon default of the mortgagors under the mortgage loans.

           Commercial Mortgage Pass-Through Certificates:

           For Mortgage Pass-Through Certificates, Series 1994-M1, information regarding the mortgaged properties securing the mortgage loans is set forth in the Prospectus Supplement. Title to real estate will only be acquired upon default of the mortgagors under the mortgage loans.

ITEM 3.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings that involve any Series of Certificates, the Trustee, the Master Servicer or the Registrant with respect to any Series of Certificates nor is the Registrant aware of any proceedings known to be contemplated by governmental authorities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There have been no matters submitted to a vote of certificate holders.


PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           (a) There is no established public trading market for the Certificates representing interests in conventional mortgage loan or manufactured housing contract pools established by the Registrant.

           (b) At December 29, 1995, the number of holders of record of each outstanding series of certificates ("Series of certificates"), for which a Form 15 has not been filed, were as follows:

                                                              Number of
                                                           Record Holders
                                                           --------------

              Residential Mortgage Pass-Through Certificates
              ----------------------------------------------
              Manufactured Housing Contract Pass-Through
                Certificates, Series 1993A                         15
              PrimeFirst Adjustable Rate Mortgage Pass-Through
                Certificates, Series 1993B                         20
              PrimeFirst Adjustable Rate Mortgage Pass-Through
                Certificates, Series 1993C                         12
              Mortgage Pass-Through Certificates, Series 1993D      8
              Mortgage Pass-Through Certificates, Series 1993E     16
              Mortgage Pass-Through Certificates, Series 1993F     18
              Manufactured Housing Contract Pass-Through
                Certificates, Series 1993G                         34
              Mortgage Pass-Through Certificates, Series 1993H      5
              Mortgage Pass-Through Certificates, Series 1993I     29
              Mortgage Pass-Through Certificates, Series 1994A     19
              Mortgage Pass-Through Certificates, Series 1994B      2
              Mortgage Pass-Through Certificates, Series 1994C      6
              Mortgage Pass-Through Certificates, Series 1994D      4
              Mortgage Pass-Through Certificates, Series 1994E     26
              Mortgage Pass-Through Certificates, Series 1994F     19
              Mortgage Pass-Through Certificates, Series 1994G     27
              Mortgage Pass-Through Certificates, Series 1994H     26
              Mortgage Pass-Through Certificates, Series 1994I     10


              Commercial Pass-Through Certificates
              -------------------------------------------
              Mortgage Pass-Through Certificates, Series 1994-C1   19
              Mortgage Pass-Through Certificates, Series 1994-M1   21
              Mortgage Pass-Through Certificates, Series 1995-C1   22
              Mortgage Pass-Through Certificates, Series 1995-C2   99
              Mortgage Pass-Through Certificates, Series 1995-C3   59

           (c) Not Applicable.

ITEM 6.    SELECTED FINANCIAL DATA

           Not Applicable.

ITEM 7.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not Applicable

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

           Not Applicable


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (for each Series for which a form 15 has not been filed)

                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        -------------  ------------

           Name and Address of Holder ($ million)
           MANUFACTURED HOUSING CONTRACT PASS-THROUGH
           CERTIFICATES, SERIES 1993A (ALL C/O DTC)
           ------------------------------------------
           Bank of New York                     8         10%
           Bankers Trust Company                5          6%
           Chemical Bank                        8         10%
           Citibank                             7          9%
           First Union National Bank            5          5%
           Fleet Bank                           7          9%
           SSB Custodian                       33         40%
           Chase Manhattan Bank & Trust Co      5          6%


           PRIMEFIRST ADJUSTABLE RATE MORTGAGE PASS-THROUGH
           CERTIFICATES, SERIES 1993B (All c/o DTC)
           ------------------------------------------------
           Chemical Bank                       28         10%
           First National Bank of Boston       17          6%
           Morgan Guaranty Trust Co.          154         55%

                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        -------------  ------------

           PRIMEFIRST ADJUSTABLE RATE MORTGAGE PASS-THROUGH
           CERTIFICATES, SERIES 1993C (All c/o DTC)
           ------------------------------------------------
           First Trust National Association    17          6%
           Chemical Bank                       20          8%
           First National Bank of Boston       18          7%
           Morgan Guaranty Trust Co.          107         40%
           Bank of New York                    48         18%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993D
           (All c/o DTC)
           ------------------------------------------------
           Chemical Bank                       18          8%
           Bankers Trust Company              142         61%
           Deutsche Morgan Grenfell/
            CJ Lawrence Inc.                   64         28%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993E
           (All c/o DTC)
           ------------------------------------------------
           Boston Safe Deposit & Trust Co.     10          5%
           Chemical Bank                       25         13%
           Citibank                            16          8%
           Morgan Guaranty Trust Co.           29         15%
           SSB Custodian                       10          5%
           Bank of New York                    56         29%
           Bankers Trust Company               15          7%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993F
           (All c/o DTC)
           ------------------------------------------------
           First Trust National Association    19          7%
           Bankers Trust Company               49         19%
           Boston Safe Deposits & Trust Co.    76         28%
           Chemical Bank                       40         15%
           First National Bank of Boston       14          5%
           Merrill Lynch Safekeeping           32         12%

                                        Original Face
                                          Amount of       % of
                                        Certificates  Certificates
                                        ------------  ------------

           MANUFACTURED HOUSING CONTRACT PASS-THROUGH
           CERTIFICATES, SERIES 1993G (All c/o DTC)
           ------------------------------------------
           Bankers Trust Company               10          6%
           Bank of New York                    21         13%
           Chemical Bank                       16         10%
           First National Bank of Boston       1           9%
           SSB Custodian                       15         10%
           SSB Bank Portfolio Capital Markets  31         19%
           Mellon Bank, N.A.                   15          9%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993H
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company               17          9%
           Chemical Bank                      114         60%
           Bank of New York                    60         32%


           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1993I
           (All c/o DTC)
           ------------------------------------------------
           Morgan Guaranty Trust Co.           15          7%
           Chemical Bank                       18          8%
           Harris Trust & Savings Bank         22         10%
           First National Bank of Boston       15          7%
           Merrill Lynch Safekeeping           12          6%
           Chase Manhattan Bank & Trust Co.    20          9%
           Yasuda Bank & Trust Co. (USA)       18          9%
           Bank of New York                    15          7%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994A
           (All c/o DTC)
           -------------------------------------------------
           Boston Safe Deposit & Trust Co.    120         36%
           Chemical Bank                       42         13%
           Merrill Lynch - Debt Securities     31          9%
           Bankers Trust Company               76         22%
           First National Bank of Boston       20          6%
           Bank of New York                    20          7%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994B
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company              104         51%
           Bank of New York                   100         49%

                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        -------------  ------------

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994C
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company               87         36%
           Harris Trust & Savings Bank         36         15%
           Morgan Guaranty Trust Co.          112         47%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994D
           (All c/o DTC)
           ------------------------------------------------
           Harris Trust & Savings Bank         50         22%
           Bankers Trust Company              112         48%
           Chemical Bank                       64         28%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994E
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company               40         32%
           Chemical Bank                       28         22%
           Merrill Lynch Safekeeping           10          8%
           Boston Safe Deposit & Trust Co.      6          5%
           Bank of New York                    12         10%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994F
           (All c/o DTC)
           ------------------------------------------------
           Bank of New York                    47         14%
           Bankers Trust Company              145         42%
           Boston Safe Deposit & Trust Co.     18          5%
           Chemical Bank                       27          8%
           Harris Trust & Savings Bank         28          8%

                                        Original Face
                                          Amount of       % of
                                        Certificates  Certificates
                                        ------------- ------ -----

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994G
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company               24         15%
           First National Bank of Boston       27         17%
           Harris Trust & Savings Bank         29         18%
           SSB Custodian                       15          9%
           First Fidelity Bank, N.A. N.J.      27         17%
           Norwest Bank Minnesota Nat'l Assoc  14          9%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994H
           (All c/o DTC)
           ------------------------------------------------
           Bankers Trust Company              112         46%
           Merrill Lynch Safekeeping           20          8%
           Chemical Bank                       43         18%
           Firstar Trust Company               18          7%
           Merrill Lynch - Debt Securities     15          6%

           MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1994I
           (All c/o DTC)
           ------------------------------------------------
           Goldman Sachs Trust Company          7          7%
           Bankers Trust Company               60         55%
           Goldman Sachs & Co.                 10          9%
           SSB Custodian                       21         19%

           COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES
           1994C-1 (All c/o DTC)
           -----------------------------------------------------
           Bankers Trust Company               48         13%
           Chemical Bank                       31          8%
           First National Bank of Boston       20          5%
           Morgan Guaranty Trust Co.           30          8%
           Firstar Trust Company              202         53%

           COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES
           1994M-1 (All c/o DTC)
           -----------------------------------------------------
           Bankers Trust Company               85         33%
           Boston Safe Deposit & Trust Co.     25         10%
           Morgan Guaranty Trust Co.           24          9%
           Bank of New York                    37         14%
           Investor Fiduciary Trust Comp/SSB   30         12%

                                        Original Face
                                          Amount of       % of
                                        Certificates  Certificates
                                        ------------- ------------

           COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES SERIES
           1995-C1 (All c/o DTC)
           ----------------------------------------------------
           Bank of New York                   157         45%
           Chase Manhattan Bank, N.A.          31          9%
           Chemical Bank                       25          7%
           SSB Custodian                       45         13%
           Merrill Lynch Safekeeping           21          6%

           COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES SERIES
           1995-C2 (All c/o DTC)
           ----------------------------------------------------
           Bankers Trust Company              124          7%
           Bank of New York                   531         29%
           SSB Custodian                       97          5%
           Bank of New York                   481         27%
           Boston Safe Deposit & Trust Co.    167          9%

           COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES SERIES
           1995-C3 (All c/o DTC)
           ----------------------------------------------------
           Chase Manhattan Bank, N.A.          82          7%
           SSB Custodian                       95          7%
           Deutsche Morgan Grenfell/
             CJ Lawrence Inc.                 553         50%


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           (a) Not Applicable

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

           (a) Commercial Pass-Through Certificates - Annual Statements of Compliance: Reports of each Series of Certificates, for which a Form 15 has not been filed, prepared by the Master Servicers' independent public accountants, will be filed with the Current Reports on Form 8-K in the earliest month possible.

           (b) Reports on Form 8-K related to the Series of Certificates were filed on November 21, 1995,
               November 29, 1995, December 1, 1995,
               December 14, 1995, and January 25, 1996.

           (c) Not Applicable

           (d) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       MERRILL LYNCH MORTGAGE INVESTORS, INC.


       By:               /s/ Richard M. Fuscone
       Name:             Richard M. Fuscone
       Title:            President and Chairman of the Board
       Dated:            March 27, 1996


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       By:               /s/ John C. Qua
       Name              John C. Qua
       Title:            Treasurer and Director
       Dated:            March 27, 1996


       By:               /s/ Michael M. McGovern
       Name:             Michael M. McGovern
       Title:            Secretary and Director
       Dated:            March 27, 1996

EXHIBIT INDEX

EXHIBIT 27     FINANCIAL DATA SCHEDULE
EXHIBIT 99.1   SERVICER'S CERTIFICATION
EXHIBIT 99.2   SERVICER'S CERTIFICATION
EXHIBIT 99.3   SERVICER'S CERTIFICATION
EXHIBIT 99.3   SERVICER'S CERTIFICATION
EXHIBIT 99.4   SERVICER'S CERTIFICATION
EXHIBIT 99.5   SERVICER'S CERTIFICATION