Form 10-K
period 1996-12-27
MERRILL LYNCH MORTGAGE INVESTORS INC
filed 1997-03-26
CIK 809940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended                              December 27, 1996
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File Numbers:   333-7569, 333-1704


                 MERRILL LYNCH MORTGAGE INVESTORS, INC.
     ------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                  13-3416059
---------------------------------             -------------------
(State  or other jurisdiction                   (IRS  Employer
of incorporation or organization              Identification No.)

World Financial Center
North Tower
250 Vesey Street - 23rd Flr
New York, New York                                     10281-1323
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

This report on Form 10-K is filed pursuant to the letters dated July 9, 1987, May 14, 1993, and July 31, 1994 to the Registrant from the Office of Chief Counsel, Division of Corporate Finance, Securities and Exchange Commission.

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


PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

           (a) There is no established public trading market for the Certificates representing interests in conventional mortgage loans, commercial mortgage loans, or manufactured housing contract pools established by the Registrant.

           (b) At December 27, 1996, the number of holders of record for certificates issued during 1996 was as follows:


                                                        Number of
                                                      Record Holders
                                                      --------------

              Residential Mortgage Pass-Through Certificates
              ----------------------------------------------
              Mortgage Loan Asset Backed Certificates,
                Series 1996-1                                6
              Home Equity Loan Asset Backed Certificates,
                Series 1996-2                               12


              Commercial Pass-Through Certificates
              ------------------------------------
              Mortgage Pass-Through Certificates,
                Series 1996-C1                              44
              Mortgage Pass-Through Certificates,
                Series 1996-C2                              77


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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

           Not Applicable


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (for each Series issued during 1996)


                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        -------------  ------------
           (in $ thousands)

           MORTGAGE LOAN ASSET BACKED CERTIFICATES,
           SERIES 1996-1 (ALL C/O DTC)
           ------------------------------------------
           Chase Manhattan/Chemical Bank     45,000        56%
           Republic Natl Bank of N.Y.        10,000        12%
           First National Bank of Chicago     6,000         7%
           Merrill Lynch - Debt Securities   12,630        16%
           Merrill Lynch PFS                  7,500         9%


           HOME EQUITY LOAN ASSET BACKED CERTIFICATES,
           SERIES 1996-2 (ALL C/O DTC)
           ------------------------------------------
           Swiss American Securities, Inc.   50,000         7%
           Bank of New York                  83,102        12%
           Chase Manhattan/Chemical Bank    159,000        22%
           SSB - Custodian                  215,000        30%
           First National Bank of Chicago    38,291         5%
           Northern Trust Company           120,350        17%



           MORTGAGE PASS-THROUGH CERTIFICATES,
           SERIES 1996-C1 (ALL C/O DTC)
           ------------------------------------------
           Bank of New York                  27,801         5%
           Chase Manhattan/Chemical Bank    167,725        31%
           Bankers Trust Company             51,849         9%
           Boston Safe Deposit & Trust       51,120         9%
           SSB - Custodian                  100,383        18%
           Corestates Bank                   31,950         6%




           MORTGAGE PASS-THROUGH CERTIFICATES,
           SERIES 1996-C2 (ALL C/O DTC)
           ------------------------------------------
           Bank of New York                 248,465        10%
           Chase Manhattan/Chemical Bank    543,021        21%
           Bankers Trust Company            315,047        12%
           Citicorp                         407,629        16%
           Boston Safe Deposit & Trust      145,517         6%
           SSB - Custodian                  233,414         9%
           Merrill Lynch                    133,834         5%



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           (a) Not Applicable

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

           (a) Pass-Through Certificates - Annual Statements of Compliance ("the Certification"): Reports on each Series of Certificates issued in 1996 will be filed on a Form 8-K when available. The dates on which the Certifications are due from the servicers are as follows:

               Mortgage Loan Asset Backed
                 Certificates, Series 1996-1       March 31, 1997

               Home Equity Loan Asset Backed
                 Certificates, Series 1996-2       April 30, 1997

               Mortgage Pass-Through
                 Certificates, Series 1996-C1      April 30, 1997

               Mortgage Pass-Through
                 Certificates, Series 1996-C2      April 30, 1997

           (b) Reports on Form 8-K have been filed through December 1996. Form 15 for each Series of
               Certificates was filed in January 1997.

           (c) Not Applicable

           (d) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       MERRILL LYNCH MORTGAGE INVESTORS, INC.


       By:               /s/ Richard M. Fuscone
       Name:             Richard M. Fuscone
       Title:            President and Chairman of the Board
       Dated:            March 25, 1997


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       By:               /s/ John C. Qua
       Name              John C. Qua
       Title:            Treasurer and Director
       Dated:            March 25, 1997


       By:               /s/ Michael M. McGovern
       Name:             Michael M. McGovern
       Title:            Secretary and Director
       Dated:            March 25, 1997

EXHIBIT INDEX

EXHIBIT 27     FINANCIAL DATA SCHEDULE