Form 10-K
period 1997-12-26
MERRILL LYNCH MORTGAGE INVESTORS INC
filed 1998-03-26
CIK 809940

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended                              December 26, 1997
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File Numbers:   333-7569, 333-1704


                 MERRILL LYNCH MORTGAGE INVESTORS, INC.
     ------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                  13-3416059
- ---------------------------------             -------------------
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

   Item 12. Security Ownership of Certain Beneficial
            Owners and Management

   Item 13. Certain Relationships and Related Transactions

PART IV

   Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

PART I

ITEM 1.    BUSINESS

           Not Applicable.

ITEM 2.    PROPERTIES

           Commercial Mortgage Pass-Through Certificates:

           The series of commercial mortgage pass-through certificates (as hereinafter defined in Item 5(b)), do not own any physical property. Title to real estate will only be acquired upon default of the mortgagors under the mortgage loans.


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

           (b) At December 26, 1997, the number of holders of record for certificates issued during 1997 was as follows:


                                                        Number of
                                                      Record Holders
                                                      --------------

              Commercial Pass-Through Certificates
              ------------------------------------
              Mortgage Pass-Through Certificates,
                Series 1997-C1                              108
              Mortgage Pass-Through Certificates,
                Series 1997-C2                               48

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION

           Not Applicable


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (for each Series issued during 1997)


                                        Original Face
                                          Amount of       % of
                                        Certificates   Certificates
                                        -------------  ------------
           (in $ thousands)



           MORTGAGE PASS-THROUGH CERTIFICATES,
           SERIES 1997-C1 (ALL C/O DTC)
           ------------------------------------------
           CitiBank                               272,510        14%
           Bank of New York                       223,198        12%
           Chase Manhatten/Chemical Bank          219,175        11%
           Merrill Lynch Pierce,Fenner&Smith      193,500        10%
           Bear Stearns                           192,790        10%
           Bankers Trust                          138,685         7%
           CS First Boston                        128,527         7%
           Deutsche Morgan Grenfell,Inc.          128,527         7%



           MORTGAGE PASS-THROUGH CERTIFICATES,
           SERIES 1997-C2 (ALL C/O DTC)
           ------------------------------------------
           Merrill Lynch Pierce,Fenner&Smith      391,363        30%
           Chase Manhattan/Chemical Bank          317,277        24%
           Salomon Brothers                       178,825        14%
           Bank of New York                       126,055        10%
           SSB - Custodian                        101,765         8%
           Bankers Trust                           81,022         7%



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           (a) Not Applicable

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

           (a) Mortgage Pass-Through Certificates C-1 and C-2
               Annual Statement of Compliance ("the Certification"):
               Auditors' Report and Management Assertion are presented in Exhibit 99.

           (b) Reports on Form 8-K have been filed through December 1997. Form 15 for each Series of
               Certificates was filed in January 1998.

           (c) Not Applicable

           (d) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       MERRILL LYNCH MORTGAGE INVESTORS, INC.


       By:               /s/ Jeffrey W. Kronthal
       Name:             Jeffrey W. Kronthal
       Title:            Chairman of the Board
       Dated:            March 26, 1998


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       By:               /s/ Thomas Layton
       Name              Thomas Layton
       Title:            Treasurer
       Dated:            March 26, 1998


       By:               /s/ Michael M. McGovern
       Name:             Michael M. McGovern
       Title:            Secretary and Director
       Dated:            March 26, 1998

EXHIBIT INDEX

EXHIBIT 27     FINANCIAL DATA SCHEDULE
EXHIBIT 99.1   ANNUAL COMPLIANCE STATEMENT-CERTIFICATE SERIES 1997 C-1
EXHIBIT 99.2   AUDITORS' REPORT FOR CERTIFICATE SERIES 1997 C-1
EXHIBIT 99.3   MANAGEMENT ASSERTION FOR CERTIFICATE SERIES 1997 C-1
EXHIBIT 99.4   ANNUAL COMPLIANCE STATEMENT-CERTIFICATE SERIES 1997 C-2
EXHIBIT 99.5   AUDITORS' REPORT FOR CERTIFICATE SERIES 1997 C-2
EXHIBIT 99.6   MANAGEMENT ASSERTION FOR CERTIFICATE SERIES 1997 C-2